Form 10QSB
period 2000-10-31
DLD GROUP INC
filed 2000-12-15
CIK 1114815

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM


       ------------------------------- TO -----------------------------
                             COMMISSION FILE NUMBER


                                 DLD GROUP, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                             13-4116841
      ---------------------------------        --------------------------
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


                  50 BROADWAY, SUITE 2300, NEW YORK, N.Y.    10004
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

Yes [X]   No [   ]


      At December 1, 2000, there were issued and outstanding 4,000,000 shares of Common Stock.


      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                 DLD GROUP, INC.
                          (A Development Stage Company)



                                                                                    PAGE
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets
         October 31, 2000 (Unaudited) and April 30, 2000                             2

         Condensed Statements of Operations
         Three and Six Months Ended October 31, 2000 and Period from April 11, 2000
         (Date of Inception) to October 31, 2000 (Unaudited)                         3

         Condensed Statements of Changes in Stockholders' Equity (Deficiency)
         Six Months Ended October 31, 2000 and Period from April 11, 2000
         (Date of Inception) to October 31, 2000 (Unaudited)                         4

         Condensed Statements of Cash Flows
         Six Months Ended October 31, 2000 and Period from April 11, 2000
         (Date of Inception) to October 31, 2000 (Unaudited)                         5

         Notes to Condensed Financial Statements                                    6-8

Item 2.  Management's Discussion and Analysis or Plan of Operation                  9-11


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                           12

         Signatures                                                                 13

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                       OCTOBER 31, 2000 AND APRIL 30, 2000





                                                              October 31,    April 30,
                            ASSETS                               2000           2000
                            ------                            -----------    ----------
                                                              (Unaudited)     (Note 2)
Current assets - cash                                           $     400     $    400
                                                                =========     ========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
     -------------------------------------------------

Liabilities - accounts payable                                  $   1,096     $    -
                                                                ---------     --------

Stockholders' equity (deficiency):
   Preferred stock, $.0001 par value; 20,000,000 shares
     authorized; none issued                                         -             -
   Common stock, $.0001 par value; 100,000,000 shares
     authorized; 4,000,000 issued and outstanding                     400          400
   Additional paid-in capital                                      51,809
   Deficit accumulated during the development stage               (52,905)
                                                                ---------     --------
       Total stockholders' equity (deficiency)                       (696)         400
                                                                ---------     --------

       Totals                                                   $     400     $    400
                                                                =========     ========




See Notes to Condensed Financial Statements.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
   THREE AND SIX MONTHS ENDED OCTOBER 31, 2000 AND PERIOD FROM APRIL 11, 2000
                     (DATE OF INCEPTION) TO OCTOBER 31, 2000
                                   (Unaudited)


                                                                                    Period
                                                     Three              Six          from
                                                     Months           Months        April 11,
                                                     Ended            Ended         2000 to
                                                   October 31,      October 31,    October 31,
                                                      2000             2000           2000
                                                   -----------      -----------    -----------
Revenues                                            $      -       $      -        $     -

General and administrative expenses                     51,096         52,905          52,905
                                                    ----------      -----------    -----------

Net loss                                            $  (51,096)    $  (52,905)     $  (52,905)
                                                    ==========     ==========      ===========

Basic net loss per common share                     $     (.01)    $     (.01)     $     (.01)
                                                    ==========     ==========      ===========

Basic weighted average common shares outstanding     4,000,000      4,000,000       4,000,000
                                                    ==========     ==========      ===========



See Notes to Condensed Financial Statements.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

      CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
        SIX MONTHS ENDED OCTOBER 31, 2000 AND PERIOD FROM APRIL 11, 2000
                     (DATE OF INCEPTION) TO OCTOBER 31, 2000
                                   (Unaudited)


                                                                                     Deficit
                                                                                    Accumulated
                                                                        Additional   During the
                                   Preferred Stock     Common Stock      Paid-in      Develop-
                                   ---------------     ------------
                                 Shares      Amount  Shares    Amount    Capital     ment Stage     Total
                                 ------      ------  ------    ------    -------     ----------     -----
Balance, April 11, 2000 (date
   of inception)                    -       $ -        -       $  -     $    -      $     -        $  -

Proceeds from issuance of
   common stock                                     4,000,000    400                                  400
                                 ------     ------  ---------  -------  ---------   -----------    -------

Balance, April 30, 2000             -         -     4,000,000    400         -            -           400

Capital contribution                                                      51,809                   51,809

Net loss                                                                               (52,905)   (52,905)
                                 ------     ------  ---------  -------  ---------   -----------    -------

Balance, October 31, 2000           -       $ -     4,000,000  $ 400    $ 51,809    $  (52,905)    $ (696)
                                 ======     ======  =========  =======  =========   ===========    =======




See Notes to Condensed Financial Statements.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
        SIX MONTHS ENDED OCTOBER 31, 2000 AND PERIOD FROM APRIL 11, 2000
                     (DATE OF INCEPTION) TO OCTOBER 31, 2000
                                   (Unaudited)

                                                                           Period
                                                                 Six        from
                                                                Months     April 11,
                                                                Ended      2000 to
                                                              October 31, October 31,
                                                                 2000        2000
                                                              ----------- -----------
Operating activities:
   Net loss                                                   $(52,905)    $(52,905)
   Expenses paid by stockholder                                 51,809       51,809
   Accounts payable                                              1,096        1,096
                                                              --------     --------
      Net cash provided by operating activities                   -            -

Financing activities -- proceeds from sale of common stock                      400
                                                              --------     --------

Net increase in cash                                              -             400

Cash, beginning of period                                          400         -
                                                              --------     --------

Cash, end of period                                           $    400     $    400
                                                              ========     ========




See Notes to Condensed Financial Statements.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Operations and business risk factors:
         DLD Group, Inc. (the "Company") was incorporated on April 11, 2000 to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Act of 1933. Generally, an issuer who has registered securities under the Securities Act of 1933 becomes subject to the periodic and annual reporting requirements of the Securities Act of 1934 (and is often referred to as a "reporting company"). The Company will not restrict its search to any specific business industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the stockholders of the Company because it will not permit the Company to offset potential losses from one venture against potential gains from another.

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

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Unaudited interim financial statements:
         The Company had not conducted any commercial operations through October 31, 2000 and, accordingly, it was in the development stage as of that date. Management does not expect the Company to generate any revenues until such time that an acquisition of an operating company is consummated, if ever.

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 2000, and its results of operations for the three and six months ended October 31, 2000 and the related cumulative amounts for the period from April 11, 2000 (date of inception) to October 31, 2000 and the changes in stockholders' equity (deficiency) and cash flows for the six months ended October 31, 2000 and the related cumulative amounts for the period from April 11, 2000 (date of inception) to October 31, 2000. Information included in the condensed balance sheet as of April 30, 2000 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of April 30, 2000 and for the period from April 11, 2000 (date of inception) to April 30, 2000, (the "Audited Financial Statements") included in the Company's Registration on Form 10-SB (the "Form 10-SB") for the period ended April 30, 2000 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-SB.

Note 3 - Net earnings (loss) per share:
         The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because the Company did not have any potentially dilutive common shares outstanding during the three and six months ended October 31, 2000 and the period from April 11, 2000 (date of inception) through October 31, 2000.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 4 - Related party transactions:
         The Company has entered into an agreement with Capital Advisory Partners, LLC ("CAP") pursuant to which CAP will supervise the search for potential target companies for a business combination. CAP owns 800,000 shares of the Company's common stock. The agreement will continue until such time that the Company has consummated a business combination. CAP has agreed to pay all expenses of the Company without repayment until such time that a business combination is consummated, if ever. In the three and six months ended October 31, 2000, CAP incurred expenses on behalf of the Company totaling $51,096 and $52,905, respectively, (it did not incur any such expenses prior to that period) and, accordingly, the Company recorded a charge to operations and a contribution to capital in that amount, when CAP pays these expenses.

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

         CAP anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. As of October 31, 2000, CAP had not made any solicitations and did not anticipate that it would do so. CAP expects to rely on consultants in the business and financial communities for referrals of potential target companies.

         Patricia A. Meding, who is the sole officer and director of the Company, is the sole officer, director and controlling stockholder of CAP.



                                      * * *
                                        8

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

RESULTS OF OPERATIONS

         During the six and three months ended October 31, 2000, the Company incurred a net loss of $52,905 and $51,096 respectively. This was due to general and administrative expenses, including professional fees, incurred by the Company in connection with its formation and the filing of a registration statement on Form 10-SB. The Company paid no rent or salaries and had no other operations during the aforementioned periods or since inception.

LIQUIDITY and CAPITAL RESOURCES

         The Company had $400 cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $52,905.

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

                  None.

ITEM 5 - OTHER INFORMATION

                  None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:     Exhibit 27.1 Financial Data Schedule.
                  (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended October 31, 2000.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         DLD GROUP, INC.


         By: /s/ Patricia Meding
             -------------------

         Patricia Meding
         President

         Date: December 15, 2000


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


         Signature              Position                    Date
         ---------              --------                    ----

By: /s/ Patricia Meding         President and Director      December 15, 2000
   ----------------------
         Patricia Meding