Form 10KSB
period 2001-04-30
DLD GROUP INC
filed 2001-09-21
CIK 1114815

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

                 TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
               _______________________ TO _______________________
                             COMMISSION FILE NUMBER

                                 DLD GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                        13-4116841
  ----------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION         COMMISSION FILE              (IRS EMPLOYER
    OF INCORPORATION)                    NO.              IDENTIFICATION NO.)

                 140 South Roosevelt Avenue, Pasadena, CA 91107
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (626) 395-6513

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        As of September 1, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $0.

        At September 1, 2001, there were issued and outstanding 8,163,266 shares of Common Stock.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

        At the present time, we are not engaged in any active business. Our principal asset consists of patent rights that are associated with an application (number 09-417421) filed by Dr. Desheng Wang, our controlling shareholder, with the United States Patent and Trademark Office ("USPTO"). Dr. Wang had transferred these rights to us, in exchange for 51% of our outstanding common stock, pursuant to a Purchase and Sale Agreement dated April 4, 2001. A filing has been made with the USPTO to formally assign the trademark application to us.

        There are two technological aspects to these patent rights. The first part relates to an ozone water purifier. This purifier oxidizes organic materials found in water, such as detergents, pesticides, herbicides, and phenols, as well as inorganic materials, such as iron, manganese, organically bound heavy metals, cyanides, sulfides, and nitrates, in part by mixing the water with ozone. The removal of these organic and inorganic materials can improve the smell, taste and potability of water. We believe that a home ozonator system can be manufactured with our technology in a cost-efficient manner to make it suitable for individual purchase. The second part of the technology relating to the patent rights relates to a universal filter, which can be attached to any showerhead or purchased as a complete unit. This filter uses a form of food preservative in a special form of dispenser to remove chlorine from water. Food preservatives are highly suitable for dechlorinization of water, because it allows for a lighter weight and longer lifespan for the filter, as well as the effectiveness of food preservatives in removing impurities from water, in part because it can work with variable water pressure or temperature.

        For the near term, our business plan will be two-fold:

        In the first part of our business plan, we will be pursuing the patent application with the USPTO referred to above, in an effort to have a formal patent issued to us. The issuance of a patent would give us exclusive rights to exploit the underlying technology in the patent in the United States, and would, under the terms of certain international treaties, help us obtain certain patent rights in other nations. We have no way to predict how long this effort will take, or what the ultimate result of the application will be. Patent applications are a very long and complicated process, with a number of contingencies, including the possible rejection of patent claims by the USPTO. If we were unable to obtain patent rights, others could exploit the underlying technology and market goods using that technology, to our competitive detriment. We have retained patent counsel, and are actively prosecuting the patent application.

        In the second part of our business plan, we will be seeking ways to exploit the technology underlying the patent, and our patent rights (if and when issued by the PTO). This could take the form of licensing the rights to our technology to third parties, for the manufacture, distribution and sale of products incorporating our technology, or it could take the form of the manufacture, distribution and sale of these products by ourselves, or in conjunction with a partner or partners. At the present time, we have engaged in some preliminary talks with parties regarding the licensing, manufacture, distribution or sale of products incorporating our technology, and it is our intent in the near future to further explore such possibilities. We have discussed with water product manufacturers in the People's Republic of China proposed contracts to manufacture products based on our technology. Such products would include an ozonator and a showerhead filter. No assurance can be given that our technology will ever have any commercial application or applications, or that competing technologies may prove to be more cost-effective or attractive to consumers. We do not, at the present time, have the requisite capital to exploit our technology on our own, and would require further investment to do so.

Competition

        It is noteworthy that the market for products utilizing water purification technology, particularly at the consumer level, is intensely competitive, and that there are numerous products in the market now, such as the water-tap or pitcher-filter type filters marketed under the "PUR" or "Brita" brand-names, that enjoy wide distribution, and which are backed by substantial resources for research and development and marketing. We would thus be competing with entities that enjoy substantial commercial advantages over us, in the absence of any third-party alliances we might be able to enter into.

        At the present time, our operations are not subject to any environmental regulations, and are not subject to any material regulations. If we were to commence the exploitation of our patent rights, it is possible that we would become subject to certain regulations, depending on the method(s) by which we exploit our rights.

ITEM 2.  DESCRIPTION OF PROPERTY

        At the present time, we do not own any real property. We currently use the offices of Allcom, a company involved in the manufacturing of metals and alloys for which Dr. Wang is a co-founder and vice-president, for which we are not required to pay any rent. As noted above, we also rent 1,000 square feet of office space in Shanghai, PRC, for $US400/month, which serves as our design center.

        Our principal asset consists of a patent application, which is described in more detail in the "Description of Business," above.


ITEM 3.  LEGAL PROCEEDINGS

        The Company is not party to any material pending legal proceedings and has no knowledge that any such proceedings are threatened.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 11, 2001, the unanimous written consent of the shareholders of the Company was obtained pursuant to Section 141(f) of the General Corporation Law of Delaware, without a meeting, to elect the new directors and officers of the Company. The new directors elected by unanimous consent were Ernie Zavoral, Deseheng Wang and Liwei Luo.


                                    PART II.


Item 5. Market for Common Equity and Related Stockholder Matters

        The Company plans to list its securities for trading on the OTC Bulletin Board and in the over-the-counter market "pink sheets". To date, there has been no trading market for the Company's securities.

        All of the Company's 8,163,266 issued and outstanding shares of common stock are considered "restricted securities" and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act. The Company plans to register all of the outstanding shares of common stock.

        Holders

        As of July 31, 2001, the number of holders of record of common stock, was seven (7).

        Dividend Policy

        The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, the Company's financial condition, capital requirements and business condition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

       DLD Group, Inc. (the "Company") was incorporated on April 11, 2000 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders.

         Effective April 4, 2001, the Company acquired certain patent rights represented by Patent Application Number 09-417421 from Dr. Desheng Wang for 4,163,266 shares of common stock.

         The technology behind the patent is twofold. The first is an ozone water purifier which oxidizes organic material found in water such as detergents, pesticides, herbicides and phenois, as well as inorganic material such as iron, manganese, organically bound heavy metals, cyanides, sulfides and nitrates, resulting in high quality, great tasting water.

         The second is a universal filter that can be attached to any showerhead or purchased as a complete unit. This filter uses a form of food preservative to remove chlorine from water, which is the best known material to use for this purpose.

PLAN OF OPERATION

         Over the next twelve months the Company will seek to develop the technology underlying the patent. The Company relies exclusively on its stockholders for liquidity. The Company will need $600,000 over the next twelve months to effectively develop the technology underlying the patent and run the business. Management plans to obtain such financing through private offerings of debt and equity securities. However, there can be no assurance that Management will be able to obtain the additional financing it will need in order to continue to operate through April 30, 2008.

         In July, 2001, Infotopia, Inc., an Ohio-based direct marketer (in which Ernest Zavoral, a director of the Company, is an executive officer, director and major shareholder), loaned $50,000 to the Company. This was evidenced by a note that bears no interest for the first 90 days, and thereafter bears interest at the rate of 10% per annum until the balance of the principal and interest is paid off. Infotopia has expressed an interest in marketing our products, as part of the line of goods they market through infomercials.

         We have used the proceeds of this loan to rent 1,000 square feet of office space in Shanghai, People's Republic of China ("PRC") for $US400/month. We have hired six employees, a manager, a secretary, a mechanical engineer, an electrical engineer, an art designer and a Chinese accountant.

         The engineers are in the process of creating a practical design for the ozonator and an ozone water purifier. When these designs are complete, we expect to enter into contracts in the PRC for the manufacture of these products. We anticipate that the $50,000 loan will be sufficient for the design portion (including the cost of making the requisite moulds for manufacturing the products) and the initial portion of the manufacturing process. We will not be hiring sales personnel in the United States until the manufacturing process has been in place for some time. We believe that Infotopia, the creditor on the $50,000 loan, will have an interest in marketing our products.

         In order to progress beyond the initial design and manufacturing stages, we will need additional financing, which we are attempting to procure by a variety of means. No assurance can be given that we will be able to obtain such financing, or obtain financing on commercially reasonable terms.

         The Company does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination. The agreement between the Company and Capital Advisory Partners, LLC, a shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination was terminated on April 11, 2001.

         COMPETITION. Competition may develop, which will be better able to develop similar technologies and products in a quicker and more cost efficient manner than we can. It is our belief that there are a significant number of companies that could command greater resources than those available to us, to develop and exploit rival water purification technologies. These companies may be able to reach production stages sooner than we can, and, in effect, deprive us of market share in the market for water purification products. Our current management has only limited business experience. As a result of this limited experience, there is a higher risk of our being unable to exploit our patent rights and fully implement our business plan.

         It is noteworthy that the market for products utilizing water purification technology, particularly at the consumer level, is intensely competitive, and that there are numerous products in the market now, such as the water-tap or pitcher-filter type filters marketed under the "PUR" or "Brita" brand-names, that enjoy wide distribution, and which are backed by substantial resources for research and development and marketing. We would thus be competing with entities that enjoy substantial commercial advantages over us, in the absence of any third-party alliances we might be able to enter into.

RESULTS OF OPERATIONS

         During the fiscal year ended April 30, 2001, the Company incurred a net loss of $70,780. This was due to general and administrative expenses, including professional fees, incurred by the Company in connection with its formation, the filing of a registration statement on Form 10-SB and other filings under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company paid no rent or salaries and had no other operations during the aforementioned periods or since inception.

LIQUIDITY and CAPITAL RESOURCES

         The Company had no cash on hand at the end of the fiscal year. The Company's only asset, the patent rights obtained from Dr. Wang, have a value of

$20,693, Dr. Wang's cost basis. The Company had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $70,780.

         The Company needs additional working capital of approximately $600,000 to support these patent rights, and the Company will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow.

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

         (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses; or

         (4) failure to gain approval of its patent rights.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements

ITEM 7.  FINANCIAL STATEMENT



                                 DLD GROUP, INC.
                          (A Development Stage Company)




                                    I N D E X


                                                                                                                     PAGE
                                                                                                                     ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                                           F-2

BALANCE SHEET
     APRIL 30, 2001                                                                                                F-3

STATEMENTS OF OPERATIONS
     YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 11, 2000
     (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001                                                                F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 11, 2000
     (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001                                                                F-5

STATEMENTS OF CASH FLOWS
     YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 11, 2000
     (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001                                                                F-6

NOTES TO FINANCIAL STATEMENTS                                                                                      F-7-F-10




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
DLD Group, Inc.


We have audited the accompanying balance sheet of DLD GROUP, INC. (a development stage company) as of April 30, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended April 30, 2001 and the periods from April 11, 2000 (date of inception) to April 30, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DLD Group, Inc. as of April 30, 2001, and its results of operations and cash flows for the year ended April 30, 2001 and the periods from April 11, 2000 (date of inception) to April 30, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues from its operations, and it had a working capital deficiency as of April 30, 2001. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                        J.H. Cohn LLP


Roseland, New Jersey
August 6, 2001

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 APRIL 30, 2001




                                             ASSETS
                                             ------

Current assets:
     Cash                                                                          $  -
     Patents                                                                        20,693
                                                                                   -------

          Total                                                                    $20,693
                                                                                   =======


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

Liabilities - accounts payable                                                     $16,807
                                                                                   -------

Stockholders' equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; none issued
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 8,163,266 issued and outstanding                                    816
    Additional paid-in capital                                                      73,850
    Deficit accumulated during the development stage                               (70,780)
                                                                                   -------
          Total stockholders' equity                                                 3,886
                                                                                   -------

          Total                                                                    $20,693
                                                                                   =======

See Notes to Financial Statements.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                   YEAR ENDED APRIL 30, 2001 AND PERIODS FROM
          APRIL 11, 2000 (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001






                                                                                         Periods
                                                                                           from
                                                                                         April 11,
                                                                   Year                   2000 to
                                                                   Ended                 April 30,
                                                                 April 30,               2000 and
                                                                    2001                   2001
                                                                  --------               ----------
Revenues                                                          $    -                 $    -

General and administrative expenses                                  70,780                 70,780
                                                                  ---------              ---------

Net loss                                                          $ (70,780)             $ (70,780)
                                                                  =========              =========


Basic net loss per common share                                   $    (.02)
                                                                  =========


Basic weighted average common shares outstanding                  4,296,561
                                                                  =========

See Notes to Financial Statements.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 11, 2000
                 (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001







                                                                                                      Deficit
                                                                                                    Accumulated
                                         Preferred Stock             Common Stock       Additional   During the
                                        ------------------         -------------------   Paid-in      Develop-
                                        Shares      Amount         Shares       Amount   Capital     ment Stage     Total
                                        ------      ------         ------       ------   -------     ----------     -----

Balance, April 11, 2000 (date of
    inception)                             -       $   -               -       $  -     $   -       $    -        $    -

Proceeds from issuance of
    common stock                                                  4,000,000      400                                   400
                                        -------    ---------      ---------    -----    --------    ---------     --------

Balance, April 30, 2000                    -           -          4,000,000      400           -         -             400

Capital contribution                                                                      53,573                    53,573

Issuance of common stock for patents                              4,163,266      416      20,277                    20,693

Net loss                                                                                              (70,780)     (70,780)
                                        -------    ---------      ---------    -----    --------    ---------     --------

Balance, April 30, 2001                    -       $   -          8,163,266    $ 816    $ 73,850    $ (70,780)    $  3,886
                                        =======    =========      =========    =====    ========    =========     ========

See Notes to Financial Statements.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
           YEAR ENDED APRIL 30, 2001 AND PERIODS FROM APRIL 11, 2000
                 (DATE OF INCEPTION) TO APRIL 30, 2000 AND 2001



                                                                                                                    Period
                                                                                                  Period             from
                                                                                                   from            April 11,
                                                                                     Year         April 11,        2000 to
                                                                                     Ended         2000 to         April 30,
                                                                                    April 30,     April 30,        2000 and
                                                                                      2001          2000             2001
                                                                                    --------      ---------       ---------
Operating activities:
     Net loss                                                                        $(70,780)                     $(70,780)
     Expenses paid by stockholder                                                      53,573                        53,573
     Accounts payable                                                                  16,807                        16,807
                                                                                     --------                      --------
        Net cash used in operating activities                                            (400)                         (400)

Financing activities - proceeds from sale of common stock                                          $   400              400
                                                                                     --------      -------         --------

Net increase (decrease) in cash                                                          (400)         400              -

Cash, beginning of period                                                                 400          -                -
                                                                                     --------      -------         --------

Cash, end of period                                                                  $    -        $   400         $    -
                                                                                     ========      =======         ========

Supplemental disclosure of noncash investing and financing activities:
     Issuance of common stock for patents                                            $ 20,693      $   -           $  20,693
                                                                                     ========      =======         =========


See Notes to Financial Statements.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Operations and business risk factors:
                DLD Group, Inc. (the "Company") was incorporated on April 11, 2000 to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Act of 1933.

                Effective April 4, 2001, the Company acquired certain patent rights represented by Patent Application Number 09-417421 from Dr. Desheng Wang for 4,163,266 shares of common stock. The technology behind the patents and patent rights is twofold.

                The first is an ozone water purifier which oxidizes organic material found in water such as detergents, pesticides, herbicides and phenols, as well as inorganic material such as iron, manganese, organically bound heavy metals, cyanides, sulfides and nitrates, resulting in high quality, great tasting water.

                The second is a universal filter that can be attached to any showerhead or purchased as a complete unit. This filter uses a form of food preservative to remove chlorine from water, which is the best known material to use for this purpose.

                As shown in the accompanying financial statements, the Company relies exclusively on its stockholders for liquidity and will only be able to continue as a going concern with the financial support of its stockholders. In addition, the Company estimates that it will need additional working capital of approximately $600,000 (unaudited) to support these patent rights (see Note
                7).

                Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need in order to continue to operate through at least April 30, 2002 or that, ultimately, it will be able to generate any profitable operations. If the Company is unable to obtain the required financing, it may have to curtail its operations or terminate its operations and liquidate its remaining assets and liabilities.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Operations and business risk factors (concluded):
                The accompanying financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

                The Company had not conducted any commercial operations through April 30, 2001 and, accordingly, it was in the development stage as of that date.


Note 2 - Summary of significant accounting policies:
                Use of estimates:
                    The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                Net earnings (loss) per share:
                    The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings
                    (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying statements of operations because the Company did not have any potentially dilutive common shares outstanding during the year ended April 30, 2001 and the periods from April 11, 2000 (date of inception) to April 30, 2000 and 2001.

                Patent:
                    The patent was recorded at Dr. Desheng Wang's cost, which approximated fair value, and will start to be amortized using the straight-line method over its economic useful life when the technology and products are introduced.

                Impairment of long-lived assets:
                    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as patents, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS




Note 2 - Summary of significant accounting policies (concluded):
                Income taxes:
                    The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.


Note 3 - Related party transactions:
                The Company had entered into an agreement with Capital Advisory Partners, LLC ("CAP") pursuant to which CAP was to supervise the search for potential target companies for a business combination. CAP currently owns 40,000 shares of the Company's common stock. CAP agreed to pay all expenses of the Company without repayment until such time that a business combination was consummated. During the year ended April 30, 2001, CAP incurred expenses on behalf of the Company totaling $53,573 (it did not incur any such expenses prior to that period) and, accordingly, the Company recorded a charge to operations and a contribution to capital in that amount, when CAP paid these expenses. The agreement was terminated on April 11, 2001.

                Patricia A. Meding was the sole officer and director of the Company until her resignation on April 11, 2001. She is the sole officer, director and controlling stockholder of CAP.


Note 4 - Preferred stock:
               Shares of the Company's preferred stock have not been issued as of April 30, 2001. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences. As of April 30, 2001, the Board of Directors has not yet fixed any terms to the preferred stock.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS




Note 5 - Income taxes:
               As of April 30, 2001, the Company had net operating loss carryforwards of approximately $71,000 available to reduce future Federal and state taxable income which will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $28,400 related to the net operating loss carryforwards by an equivalent valuation allowance as of April 30, 2001.


Note 6 - Fair value of financial statements:
               The Company's financial instruments at April 30, 2001 for which disclosure of estimated fair value is required by certain accounting standards consisted of accounts payable. In the opinion of management accounts payable were carried at fair value because of its liquidity and short-term maturity.


Note 7 - Subsequent event:
               On July 5, 2001, the Company received a $50,000 working capital loan, bearing interest at 10%, from a company which a member of the Board of Directors is a principal stockholder. The note is to be repaid upon the receipt of the first $50,000 raised in either debt or equity financing.

                                     * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Our executive officers and directors and their ages as of July 31, 2001 are as follows:

----------------------------------------------------------------------

Name                                        Age               Title
----                                        ---               -----
Dr. Desheng Wang                            37                Director, President and Chief Executive Officer

Liwei Luo                                   35                Chief Financial Officer, Secretary and Director

Ernest Zavoral                              44                Chairman of the Board of Directors


-------------------------------

    All directors of DLD Group hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, DLD Group's Bylaws provide for not less than one director nor more than fifteen. Currently, there are three directors of DLD Group. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any officers or directors of DLD Group.

Dr. Desheng Wang. Dr. Wang is our President, CEO, and one of our three directors. Dr. Wang received his undergraduate education at Hebei Normal University, Shijiazhuang, People's Republic of China, and received a master's degree from the Chinese Academy of Sciences. He also received a Ph.D in Chemistry from Emory University, in Atlanta, Georgia. In the last five years, Dr. Wang's principal experience has been in developing metal matrix composites for aerospace and electronic applications and water purification systems. Dr. Wang was a co-founder of Allcom, an advanced material manufacturer based in Pasadena, California, for which he has served as vice-president.

Miss Liwei Luo. Miss. Luo, is our Chief Financial Officer, Secretary, and one of our three directors. Miss Luo attended university in Shanghai, People's Republic of China. In the last five years, Miss Luo has worked as a telemarketer for Asian American, Inc.

Mr. Ernest Zavoral. Mr. Zavoral, is Chairman of the Board of Directors of the Company. Mr. Zavoral is a graduate of Grove City College. Prior to November, 1996, he had been a principal of Freedom Laces, which developed small products for the retail sector. From November, 1996 to December, 1998, Mr. Zavoral was the President of Flex Marketing, Inc; he subsequently was Vice President in charge of operations for National Boston Medical, Inc., a successor entity, and since April 2000, has been the President and a director of Infotopia, Inc., another successor entity. Infotopia, Inc. is a direct marketer/direct to retail marketer, whose shares are publicly traded.

ITEM 10. EXECUTIVE COMPENSATION

        Dr. Wang and Miss Luo, the executive officers of DLD Group, have not yet received any annual salary compensation for their services. However, they will likely receive an annual salary or other compensation in the future.

Employment Agreements

        The Company has not entered into employment agreements with any of its officers or directors of the Company.

Stock Option Agreements

        None


Item 11.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group:

--------------------------------------------------------------------------------------
Name, Title and Address             Title of Class            Shares Beneficially
-----------------------             --------------
of beneficial owners                                          Owned Prior to Offering
--------------------                                          ------------------------
                                                               Number  Percent(1)
--------------------------------------------------------------------------------------
Dr. Desheng Wang                    Common Stock              4,163,266         51 %
CEO, President
and Director
140 South Roosevelt Avenue
Pasadena, CA 91107

--------------------------------------------------------------------------------------

East Side Venture Partners LLC(2)   Common Stock              3,800,000         46.55 %
P/O Box 22
Canfield, OH 44406

--------------------------------------------------------------------------------------
All officers and directors
as a group                          Common Stock              7,963,266         97.55 %

--------------------------------------------------------------------------------------


(1) Based upon 8,163,266 shares of common stock outstanding as of September 15, 2001.

(2) Ernest Zavoral, our Chairman of the Board of Directors, is the Managing Member of East Side Venture Partners LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We do not have any material financial relationships with our principal shareholders, executive officers, and their families.

        In July, 2001, Infotopia, Inc., an Ohio-based direct marketer (in which Ernest Zavoral, a director of the Company, is an executive officer, director and major shareholder), loaned $50,000 to the Company. This was evidenced by a note that bears no interest for the first 90 days, and thereafter bears interest at the rate of 10% per annum until the balance of the principal and interest is paid off. Infotopia has expressed an interest in marketing our products, as part of the line of goods they market through infomercials.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits
--------

Number                      Description of Document
------                      -----------------------
2.1                         Purchase and Sale Agreement dated March 6, 2001 by
                            and among Dr. Desehen Wang and the Company(1)

3.1                           Certificate of Incorporation dated April 11,
                              2000(2)

3.2                           Bylaws(2)

3.3                           Amendment No. 1 to the By-Laws.(2)

10.1                          Agreement with Capital Advisory Partners, LLC(2)

10.2                          Lock up agreements.(2)


-----------------------
(1) Filed as part of the Company's Form 8-K, filed April 17, 2001.
(2) Filed as part of the Company's Registration Statement on Form 10-SB, filed May 17, 2000.


(b) During the fourth quarter of the fiscal year ended April 30, 2001 the Company filed a Report on Form 8-K on April 17, 2001 to report the change in control of the Company pursuant to the Purchase and Sale Agreement dated as of March 6, 2001 by and among the Company and Dr. Desheng Wang which is described in more detail in the "Description of Business" above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLD Group, Inc.

By:  /s/Desheng Wang
     --------------------------------
Desheng Wang, President, CEO & Director
Dated: September 20, 2001

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Liwei Luo
     -----------------------------------
Liwei Luo, Chief Financial Officer, Secretary & Director
Dated: September 19, 2001