Form 10QSB
period 2001-07-31
DLD GROUP INC
filed 2001-09-21
CIK 1114815

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED July 31, 2001

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

                                       TO
--------------------------------------------------------------------------------
                             COMMISSION FILE NUMBER


                                 DLD GROUP, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 13-4116841
-----------------------------------------           --------------------
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

140 South Roosevelt Avenue, Pasadena, CA                    91107
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (626) 395-6513

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [   ]


      At September 15, 2001, there were issued and outstanding 8,163,266 shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                                                                                         PAGE
                                                                                         ----
Part I - Financial Information

Item 1.       Financial Statements

              Condensed Balance Sheets
              July 31, 2001 (Unaudited) and April 30, 2001                                 2

              Condensed Statements of Operations
              Three Months Ended July 31, 2001 and 2000 and Period
              from April 11, 2000 (Date of Inception) to July 31, 2001 (Unaudited)         3

              Condensed Statements of Changes in Stockholders' Equity (Deficiency)
              Three Months Ended July 31, 2001 and Period from April 11, 2000
              (Date of Inception) to July 31, 2001 (Unaudited)                             4

              Condensed Statements of Cash Flows
              Three Months Ended July 31, 2001 and 2000 and Period
              from April 11, 2000 (Date of Inception) to July 31, 2001 (Unaudited)         5

              Notes to Condensed Financial Statements                                    6-8

Item 2.       Management's Discussion and Analysis or Plan of Operation                  9-11


Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K                                            12

              Signatures                                                                  13

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                        JULY 31, 2001 AND APRIL 30, 2001

                                                                      July                April
                                        ASSETS                      31, 2001             30, 2001
                                                                    --------             --------
                                                                  (Unaudited)            (Note 2)
Current asset - cash                                                $ 48,128

Other assets                                                          20,693             $ 20,693
                                                                    --------             --------

          Totals                                                    $ 68,821             $ 20,693
                                                                    ========             ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable                                               $ 21,807             $ 16,807
     Borrowings under line of credit                                  50,000
                                                                    --------             --------
           Total liabilities                                          71,807               16,807
                                                                    --------             --------

Stockholders' equity (deficiency):
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; none issued
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 8,163,266 issued and outstanding                      816                  816
    Additional paid-in capital                                        73,850               73,850
    Deficit accumulated during the development stage                 (77,652)             (70,780)
                                                                    --------             --------
          Total stockholders' equity (deficiency)                     (2,986)               3,886
                                                                    --------             --------

           Totals                                                   $ 68,821             $ 20,693
                                                                    ========             ========

See Notes to Condensed Financial Statements.

                                         DLD GROUP, INC.
                                  (A Development Stage Company)

                                CONDENSED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED JULY 31, 2001 AND 2000 AND PERIOD
                     FROM APRIL 11, 2000 (DATE OF INCEPTION) TO JULY 31, 2001
                                           (Unaudited)

                                                                       Three Months
                                                                      Ended July 31,
                                                            -----------------------------------
                                                               2001                    2000                 Cumulative
                                                            -----------             -----------             -----------
General and administrative expenses                         $     6,872             $     1,809             $    77,652
                                                            -----------             -----------             -----------

Net loss                                                    $    (6,872)            $    (1,809)            $   (77,652)
                                                            ===========             ===========             ===========


Basic net loss per common share                             $        --             $        --
                                                            ===========             ===========


Basic weighted average common shares outstanding              8,163,260               4,000,000
                                                            ===========             ===========

See Notes to Condensed Financial Statements.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

      CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                THREE MONTHS ENDED JULY 31, 2000 AND PERIOD FROM
               APRIL 11, 2000 (DATE OF INCEPTION) TO JULY 31, 2001
                                   (Unaudited)


                                                                                                            Deficit
                                                                                                          Accumulated
                                           Preferred Stock                Common Stock       Additional    During the
                                       -----------------------       ----------------------   Paid-in       Develop-
                                        Shares         Amount          Shares     Amount      Capital      ment Stage       Total
                                       ---------     ---------       ---------  -----------  -----------  -----------   -----------
Balance, April 11, 2000 (date of
    inception)                                  --   $        --            --  $        --  $        --  $        --   $        --

Proceeds from issuance of
    common stock                                                     4,000,000          400                                     400
                                       ---------     ---------       ---------  -----------  -----------  -----------   -----------

Balance, April 30, 2000                         --            --     4,000,000          400           --           --           400

Capital contribution                                                                              53,573                     53,573

Issuance of common stock for patents                                 4,163,266          416       20,277                     20,693

Net loss                                                                                                      (70,780)      (70,780)
                                       ---------     ---------       ---------  -----------  -----------  -----------   -----------

Balance, April 30, 2001                         --            --     8,163,266          816       73,850      (70,780)        3,886

Net loss                                                                                                       (6,872)       (6,872)
                                       ---------     ---------       ---------  -----------  -----------  -----------   -----------

Balance, July 31, 2001                          --   $        --     8,163,266  $       816  $    73,850  $   (77,652)  $    (2,986)
                                       ===========   ===========   ===========  ===========  ===========  ===========   ===========

See Notes to Condensed Financial Statements.

                                DLD GROUP, INC.
                         (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED JULY 31, 2001 AND 2000 AND PERIOD
            FROM APRIL 11, 2000 (DATE OF INCEPTION) TO JULY 31, 2001
                                 (Unaudited)

                                                                      Three Months
                                                                     Ended July 31,
                                                             -----------------------------
                                                               2001                 2000              Cumulative
                                                             --------             --------             --------
Operating activities:
     Net loss                                                $ (6,872)            $ (1,809)            $(77,652)
     Expenses paid by stockholder                                                    1,809               53,573
     Accounts payable                                           5,000                                    21,807
                                                             --------             --------             --------
        Net cash used in operating activities                  (1,872)                  --               (2,272)
                                                             --------             --------             --------

Financing activities:
     Proceeds from sale of common stock                                                                     400
     Proceeds from working capital line of credit              50,000                                    50,000
                                                             --------                                  --------
        Net cash provided by financing activities              50,000                                    50,400
                                                             --------                                  --------

Net increase in cash                                           48,128                  400               48,128

Cash, beginning of period                                          --                   --                   --
                                                             --------             --------             --------

Cash, end of period                                          $ 48,128             $    400             $ 48,128
                                                             ========             ========             ========

Supplemental disclosure of noncash investing and
     financing activities:
     Issuance of common stock for patents                    $ 20,693             $     --             $ 20,693
                                                             ========             ========             ========

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

         As shown in the accompanying condensed financial statements, the Company relies exclusively on its stockholders for liquidity and will only be able to continue as a going concern with the financial support of its stockholders. In addition, the Company estimates that it will need additional working capital of approximately $600,000 to support these patent rights.

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

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Operations and business risk factors (concluded):

         The Company had not conducted any commercial operations through July 31, 2001 and, accordingly, it was in the development stage as of that date.

Note 2 - Unaudited financial statements:

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of July 31, 2001, and its results of operations and cash flows for the three months ended July 31, 2001 and 2000 and changes in stockholders' equity (deficiency) for the three months ended July 31, 2001 and the related cumulative amounts for period from April 11, 2000 (date of inception) to July 31, 2001. Information included in the condensed balance sheet as of April 30, 2001 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of April 30, 2001 and for the year ended April 30, 2001 and period from April 11, 2000 (date of inception) to April 30, 2000 and period from April 11, 2000 (date of inception) to April 30, 2001 (the "Audited Financial Statements") included in the Company's annual report on Form 10-KSB that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

         The results of operations for the three months ended July 31, 2001 are not necessarily indicative of the results of operations for the full year ending April 30, 2002.

Note 3 - Net earnings (loss) per share:

         The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because the Company did not have any potentially dilutive common shares outstanding during the three months ended July 31, 2001 and 2000.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 4 - Related party transactions:

         The Company entered into an agreement with Capital Advisory Partners, LLC ("CAP") pursuant to which CAP was to supervise the search for potential target companies for a business combination. As of July 31, 2001, CAP owns 40,000 shares of the Company's common stock. Under the terms of the agreement, CAP agreed to pay all expenses of the Company without repayment until such time that a business combination was consummated. From April 11, 2000 (date of inception) to July 31, 2001, CAP incurred expenses on behalf of the Company totaling $53,573 (it did not incur any such expenses prior to that period) and, accordingly, the Company recorded a charge to operations and a contribution to capital in that amount, when CAP paid these expenses. The agreement was terminated on April 11, 2001.

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

         PLAN OF OPERATION

         Over the next twelve months the Company will seek to develop the technology underlying the patent. The Company relies exclusively on its stockholders for liquidity. The Company will need $600,000 over the next twelve months to effectively develop the technology underlying the patent and run the business. Management plans to obtain such financing through private offerings of debt and equity securities. However, there can be no assurance that Management will be able to obtain the additional financing it will need in order to continue to operate through April 30, 2002.

         In July 2001, Infotopia, Inc., an Ohio-based direct marketer (in which Ernest Zavoral, a director of the Company, is an executive officer, director and major shareholder), loaned $50,000 to the Company. This was evidenced by a note that bears no interest for the first 90 days, and thereafter bears interest at the rate of 10% per annum until the balance of the principal and interest is paid off. Infotopia has expressed an interest in marketing our products, as part of the line of goods they market through infomercials.

         We have used the proceeds of this loan to rent 1,000 square feet of office space in Shanghai, People's Republic of China ("PRC") for $US400/month. We have hired six employees, a manager, a secretary, a mechanical engineer, an electrical engineer, an art designer and a Chinese accountant.

         The engineers are in the process of creating a practical design for the ozonator and an ozone water purifier. When these designs are complete, we expect to enter into contracts in the PRC for the manufacture of these products. We anticipate that the $50,000 loan will be sufficient for the design portion (including the cost of making the requisite molds for manufacturing the products) and the initial portion of the manufacturing process. We will not be hiring sales personnel in the United States until some time after the manufacturing process is completed. We believe that Infotopia, the lender of the $50,000 loan, will have an interest in marketing our products.

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

         COMPETITION. Competition may develop, which will be better able to develop similar technologies and products in a quicker and more cost efficient manner than we can. It is our belief that there are a significant number of companies that could command greater resources than those available to us, to develop and exploit rival water purification technologies. These companies may be able to reach production stages sooner than we can, and, in effect, deprive us of market share for water purification products. Our current management has only limited business experience. As a result of this limited experience, there is a higher risk of us being unable to exploit our patent rights and fully implement our business plan.

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

         RESULTS OF OPERATIONS

         During the three months ended July 31, 2001, the Company incurred a net loss of $6,872, an increase of $5,063(279.9%) from a net loss of $1,809 for the three months ended July 31, 2000. This was due to general and administrative expenses, including professional fees, incurred by the Company in connection with its formation, the filing of a registration statement on Form 10-SB and other filings under the Securities Exchange Act of 1934 (the "Exchange Act"), as well as costs incurred in connection with obtaining and developing the patent rights. The Company paid no rent or salaries and had no other operations during the aforementioned periods or since inception.

         LIQUIDITY and CAPITAL RESOURCES

         The Company had no cash on hand at the end of the fiscal year. The Company's only asset, the patent rights obtained from Dr. Wang, have a value of $20,693, Dr. Wang's cost basis. The Company had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $77,652.

         The Company needs additional working capital of approximately $600,000 to support these patent rights and the Company will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow.

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

                  None.

ITEM 5 - OTHER INFORMATION

                  None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits in this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of September, 2001.

DLD Group, Inc.

By:  /s/ Desheng Wang
     --------------------------------
     Desheng Wang, President, CEO & Director
     Dated: September 21, 2001



                                INDEX TO EXHIBITS

Exhibits
Number                     Description of Document
--------                   -----------------------
2.1                        Purchase and Sale Agreement dated March 6, 2001 by
                           and amon Dr. Desheng Wang and the Company(1)

3.1                        Certificate of Incorporation dated April 11, 2000(2)

3.2                        Bylaws(2)

3.3                        Amendment No. 1 to the By-Laws.(2)

10.1                       Agreement with Capital Advisory Partners, LLC(2)

10.2                       Lock up agreements.(2)

---------------------------
(1)  Filed as part of the Company's Form 8-K, filed April 17, 2001.
(2) Filed as part of the Company's Registration Statement on Form 10-SB, filed May 17, 2000.