Form 10QSB
period 2001-10-31
DLD GROUP INC
filed 2002-01-03
CIK 1114815

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

Yes [X]           No [ ]


      At December 15, 2001, there were issued and outstanding 8,163,266 shares of Common Stock.


      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                 DLD GROUP, INC.
                          (A Development Stage Company)


                                                                                  PAGE
                                                                                  ----
Part I - Financial Information

Item 1. Financial Statements

        Condensed Balance Sheets
        October 31, 2001 (Unaudited) and April 30, 2001                              2

        Condensed Statements of Operations
        Six and Three Months Ended October 31, 2001 and 2000 and Period
        from April 11, 2000 (Date of Inception) to October 31, 2001 (Unaudited)      3

        Condensed Statements of Changes in Stockholders' Equity (Deficiency)
        Six Months Ended October 31, 2001 and Period from April 11, 2000
        (Date of Inception) to October 31, 2001 (Unaudited)                          4

        Condensed Statements of Cash Flows
        Six Months Ended October 31, 2001 and 2000 and Period
        from April 11, 2000 (Date of Inception) to October 31, 2001 (Unaudited)      5

        Notes to Condensed Financial Statements                                    6-8

Item 2. Management's Discussion and Analysis or Plan of Operation                 9-12


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                            13

        Signatures                                                                  13

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                       OCTOBER 31, 2001 AND APRIL 30, 2001


                                                               October        April
               ASSETS                                         31, 2001      30, 2001
                                                              --------      --------
                                                             (Unaudited)    (Note 2)
Current asset - cash                                          $ 35,925

Furniture and fixtures                                             495

Patents, net of accumulated amortization of $2,070              18,623      $ 20,693
                                                              --------      --------

              Totals                                          $ 55,043      $ 20,693
                                                              ========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
      Accounts payable and accrued interest                   $ 27,409      $ 16,807
      Borrowings under line of credit - related party           50,000
                                                              --------      --------
               Total liabilities                                77,409        16,807
                                                              --------      --------

Stockholders' equity (deficiency):
     Preferred stock, $.0001 par value; 20,000,000 shares
         authorized; none issued
     Common stock, $.0001 par value; 100,000,000 shares
         authorized; 8,163,266 issued and outstanding              816           816
     Additional paid-in capital                                 73,850        73,850
     Deficit accumulated during the development stage          (97,032)      (70,780)
                                                              --------      --------
              Total stockholders' equity (deficiency)          (22,366)        3,886
                                                              --------      --------

               Totals                                         $ 55,043      $ 20,693
                                                              ========      ========


See Notes to Condensed Financial Statements.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
         SIX AND THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000 AND PERIOD
           FROM APRIL 11, 2000 (DATE OF INCEPTION) TO OCTOBER 31, 2001
                                   (Unaudited)


                                        Six Months                       Three Months
                                     Ended October 31,                 Ended October 31,
                                     -----------------                 -----------------
                                   2001             2000             2001             2000         Cumulative
                                   ----             ----             ----             ----         ----------
General and administrative
      expenses                 $    24,585      $    52,905      $    17,713      $    51,096      $    95,365
                               -----------      -----------      -----------      -----------      -----------

Operating loss                     (24,585)         (52,905)         (17,713)         (51,096)         (95,365)

Interest expense                     1,667                             1,667                             1,667
                               -----------      -----------      -----------      -----------      -----------

Net loss                       $   (26,252)     $   (52,905)     $   (19,380)     $   (51,096)     $   (97,032)
                               ===========      ===========      ===========      ===========      ===========

Basic net loss per common
      share                    $        --      $      (.01)     $        --      $      (.01)
                               ===========      ===========      ===========      ===========

Basic weighted average
      common shares
      outstanding                8,163,260        4,000,000        8,163,260        4,000,000
                               ===========      ===========      ===========      ===========


See Notes to Condensed Financial Statements.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

      CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                SIX MONTHS ENDED OCTOBER 31, 2001 AND PERIOD FROM
             APRIL 11, 2000 (DATE OF INCEPTION) TO OCTOBER 31, 2001
                                   (Unaudited)


                                                                                                            Deficit
                                                                                                           Accumulated
                                           Preferred Stock               Common Stock         Additional   During the
                                           ---------------               ------------           Paid-in     Develop-
                                         Shares        Amount        Shares        Amount       Capital    ment Stage       Total
                                         ------        ------        ------        ------       -------    ----------       -----
Balance, April 11, 2000 (date of
     inception)                                --    $       --            --    $       --   $       --   $       --    $       --

Proceeds from issuance of
     common stock                                                   4,000,000           400                                     400
                                       ----------    ----------    ----------    ----------   ----------   ----------    ----------

Balance, April 30, 2000                        --            --     4,000,000           400           --           --           400

Capital contribution                                                                              53,573                     53,573

Issuance of common stock for patents                                4,163,266           416       20,277                     20,693

Net loss                                                                                                      (70,780)      (70,780)
                                       ----------    ----------    ----------    ----------   ----------   ----------    ----------

Balance, April 30, 2001                        --            --     8,163,266           816       73,850      (70,780)        3,886

Net loss                                                                                                      (26,252)      (26,252)
                                       ----------    ----------    ----------    ----------   ----------   ----------    ----------

Balance, October 31, 2001                      --    $       --     8,163,266    $      816   $   73,850   $  (97,032)   $  (22,366)
                                       ==========    ==========    ==========    ==========   ==========   ==========    ==========


See Notes to Condensed Financial Statements.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000 AND PERIOD
           FROM APRIL 11, 2000 (DATE OF INCEPTION) TO OCTOBER 31, 2001
                                   (Unaudited)


                                                                     Six Months
                                                                  Ended October 31,
                                                                  -----------------
                                                                 2001          2000       Cumulative
                                                                 ----          ----       ----------
Operating activities:
      Net loss                                                 $(26,252)     $(52,905)     $(97,032)
      Expenses paid by stockholder                                             51,809        53,573
      Amortization expense                                        2,070                       2,070
      Accounts payable and accrued interest                      10,602         1,096        27,409
                                                               --------      --------      --------
           Net cash used in operating activities                (13,580)           --       (13,980)
                                                               --------      --------      --------

Investing activities - payments for furniture and fixtures         (495)                       (495)
                                                               --------                    --------

Financing activities:
      Proceeds from sale of common stock                                          400           400
      Borrowings under line of credit                            50,000                      50,000
                                                               --------      --------      --------
           Net cash provided by financing activities             50,000           400        50,400
                                                               --------      --------      --------

Net increase in cash                                             35,925           400        35,925

Cash, beginning of period                                            --            --            --
                                                               --------      --------      --------

Cash, end of period                                            $ 35,925      $    400      $ 35,925
                                                               ========      ========      ========

Supplemental disclosure of noncash investing
  and financing activities:
      Issuance of common stock for patents                                                 $ 20,693
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

      The Company had not conducted any commercial operations through October 31, 2001 and, accordingly, it was in the development stage as of that date.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Unaudited financial statements:

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 2001, and its results of operations for the six and three months ended October 31, 2001 and 2000, cash flows for the six months ended October 31, 2001 and 2000 and changes in stockholders' equity (deficiency) for the six months ended October 31, 2001 and the related cumulative amounts for period from April 11, 2000 (date of inception) to October 31, 2001. Information included in the condensed balance sheet as of April 30, 2001 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of April 30, 2001 and for the year ended April 30, 2001 and period from April 11, 2000 (date of inception) to April 30, 2000 and period from April 11, 2000 (date of inception) to April 30, 2001 (the "Audited Financial Statements") included in the Company's annual report on Form 10-KSB that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

      The results of operations for the six and three months ended October 31, 2001 are not necessarily indicative of the results of operations for the full year ending April 30, 2002.

Note 3 - Summary of significant accounting policies:

      Patents:

            Patents are being amortized using the straight line method over five years.

Note 4 - Net earnings (loss) per share:

            The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because the Company did not have any potentially dilutive common shares outstanding during the six and three months ended October 31, 2001 and 2000.

                                 DLD GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5 - Related party transactions:

            The Company has entered into an agreement with Capital Advisory Partners, LLC ("CAP") pursuant to which CAP was to supervise the search for potential target companies for a business combination. As of October 31, 2001, CAP owns 40,000 shares of the Company's common stock. Under the terms of the agreement, CAP agreed to pay all expenses of the Company without repayment until such time that a business combination was consummated. From April 11, 2000 (date of inception) to October 31, 2001, CAP incurred expenses on behalf of the Company totaling $53,573 (it did not incur any such expenses prior to that period) and, accordingly, the Company recorded a charge to operations and a contribution to capital in that amount, when CAP paid these expenses. The agreement was terminated on April 11, 2001.

            Patricia A. Meding was the sole officer and director of the Company until her resignation on April 11, 2001. She is the sole officer, director and controlling stockholder of CAP.

            On July 5, 2001, the Company received a $50,000 working capital loan, bearing interest at 10%, from a company in which a member of the Board of Directors is a principal stockholder. The note is to be repaid upon the receipt of the first $50,000 raised in either debt or equity financing.

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

      The Company was formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities.

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

      PLAN OF OPERATION

      Over the next twelve months the Company will seek to develop the technology underlying the patent. The Company relies exclusively on its stockholders for liquidity. The Company will need $600,000 over the next twelve months to effectively develop the technology underlying the patent and run the business. Management plans to obtain such financing through private offerings of debt and equity securities. However, there can be no assurance that Management will be able to obtain the additional financing it will need in order to continue to operate through October 31, 2002.

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

      The Company will consider a business combination for such financing. The Company will seek business combination candidates in an industry or industry segment that would assist the Company in development, marketing and distribution of the technology underlying the patent. However, Management's discretion is, as a practical matter, unlimited in the selection of a business combination candidate. Management of the Company will seek business combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for the Company's shareholders.

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

      The Company anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. To date the Company has not made any solicitations, does not anticipate that it will do so, and expects to rely on referrals from consultants in the business and financial communities for referrals of potential target companies.

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

      It is noteworthy that the market for products utilizing water purification technology, particularly at the consumer level, is intensely competitive, and that there are numerous products in the market now, such as the water-tap or pitcher- filter type filters marketed under the "PUR" or "Brita" brand-names, that enjoy wide distribution, and which are backed by substantial resources for research and development and marketing. We would thus be competing with entities that enjoy substantial commercial advantages over us, in the absence of any third-party alliances we might be able to enter into.

      RESULTS OF OPERATIONS

      Revenues:

      The Company has not conducted any commercial operations through October 31, 2001 and accordingly it was in the development stage as of that date.

      General and Administrative:

For the three and six months ended October 31, 2001 and 2000 and the period from April 11, 2000 ( date of inception) to October 31, 2001, was approximately $18,000, $25,000, $51,000, $53,000 and $95,000, respectively. This was due to general and administrative expenses, including professional fees, incurred by the Company in connection with its formation, the filing of a registration statement on Form 10-SB and other filings under the Securities Exchange Act of 1934 (the "Exchange Act"), as well as rent and other operating expenses.

      Interest Expense

      Interest expense for the three and six months ended October 31, 2001 and the period from April 11, 2000 ( date of inception) to October 31, 2001 was $1,667 which was derived from the $50,000 working capital loan received on July 5, 2001.

      Net Loss

      Net loss for the three and six months ended October 31, 2001 and 2000 and the period from April 11, 2000 ( date of inception) to October 31, 2001, was approximately $19,000, $26,000, $51,000, $53,000 and $97,000, respectively. The reason for the net losses is explained above.

      Liquidity and Capital Resources

      On July 5, 2001, the Company received a $50,000 working capital loan, bearing interest at 10%, from a company in which a member of the Board of Directors is a principal stockholder. The note is to be repaid upon the receipt of the first $50,000 raised in either debt or equity financing.

      To date, the Company has used cash of approximately $14,000 from its operating activities. The cash used for operating activities is due to the following; (1) a net loss of approximately $97,000, (2) timing of payments of accounts payable and accrued interest of approximately $27,000, (3) amortization of patents of approximately $2,000 and (3) expenses paid by a stockholder of approximately $54,000.

      To date, the Company has generated cash of approximately $50,000 from its financing activities which resulted primarily from the Company obtaining a $50,000 working capital loan from a company in which a member of the Board of Directors is a principal stockholder.

      Through October 31, 2001 the Company had not generated any revenue from operations and, accordingly are in the development stage. The Company will need additional working capital of approximately $600,000 to pay future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generate positive cash flow.

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

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of January, 2002.


DLD Group, Inc.

By: /s/Desheng Wang
   ---------------------------------
Desheng Wang, President, CEO & Director
Dated: January 2, 2002



                                INDEX TO EXHIBITS

Exhibits

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


----------

(1)   Filed as part of the Company's Form 8-K, filed April 17, 2001.

(2) Filed as part of the Company's Registration Statement on Form 10-SB, filed May 17, 2000.